Form 10-K
period 2002-12-31
NEW SOUTH MOTOR VEHICLE  TRUST 2002-A
filed 2003-03-25
CIK 1206066

                                                     ---------------------------
                                                     OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number: 3235-0063
                                                     ---------------------------
                                                     Expires: August 31,2005
                                                     ---------------------------
                                                     Estimated average burden
                                                     hours per response: 1312.00
                                                     ---------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.

                                       or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission file number 333-72708-01

                           BOND SECURITIZATION, L.L.C.
                                   (depositor)
                      NEW SOUTH MOTOR VEHICLE TRUST 2002-A
                                    (issuer)
             (Exact name of registrant as specified in its charter)

         Common law trust.                                   166537403
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

c/o New South Federal Savings Bank, as
             Servicer
      1900 Crestwood Boulevard
           Birmingham, AL                                       35210
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (205)951-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [_]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

                                     PART I

Item 1.  Business

New South Motor Vehicle Trust 2002-A (the "Trust") was formed as a bankruptcy-remote common law trust pursuant to a Trust Agreement dated as of November 22, 2002, between the Bond Securitization, L.L.C. (the "Registrant" or the "Depositor") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The only business of the Trust is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Prospectus Supplement dated November 18, 2002 to the Prospectus dated November 18, 2002 filed with the Commission pursuant to Rule 424(b). On November 26, 2002, the Trust issued three classes of notes, entitled New South Motor Vehicle Trust 2002-A Class A-1 1.44% Asset Backed Notes (the "Class A-1 Notes"), Class A-2 1.94% Asset Backed Notes (the "Class A-2 Notes") and Class A-3 3.03% Asset Backed Notes (the "Class A-3 Notes, and together with the Class A-1 Notes and the Class A-2 Notes, the "Notes"), pursuant to an indenture, dated as of November 26, 2002 (the "Indenture"), between New South Motor Vehicle Trust 2002-A by Wilmington Trust Company, as owner trustee ("Owner Trustee"), and JPMorgan Chase Bank, as indenture trustee ("Indenture Trustee"). New South Federal Savings Bank acts as Servicer for the Trust pursuant to a Sale and Servicing Agreement, dated as of November 26, 2002 (the "Sale and Servicing Agreement"), among the Trust, the Depositor, New South Federal Savings Bank, as Servicer and Custodian, and the Indenture Trustee.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Depositor, the Indenture Trustee or the Servicer, which were pending at December 31, 2002, or as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders were solicited during fiscal year 2002 for any purpose.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for the Notes.

Records provided by DTC and the Indenture Trustee indicate that as of December 31, 2002, there was 1 holder of the Class A-1 Notes, 3 holders of the Class A-2 Notes and 8 holders of the Class A-3 Notes.

Since the Registrant pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Registrant.

Item 6.  Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

New South Federal Savings Bank owns 100% of the Certificates issued by the
Trust.

Records provided by DTC and the Indenture Trustee indicate that as of December 31, 2002, there was 1 holder of the Class A-1 Notes, 3 holders of the Class A-2 Notes and 8 holders of the Class A-3 Notes, all of whom maintained their security positions with DTC. While some of these noteholders' security positions exceeded 5% of the outstanding amount of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

New South Federal Savings Bank received payments from the Trust in accordance with the terms of the Sale and Servicing Agreement.

Item 14. Controls and Procedures

Not Applicable.

                                     PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  The following documents filed as a part of the report:

     (1)  All financial statements: Not Applicable;

     (2)  Financial Statement Schedules: Not Applicable;

     (3)  Exhibits:

          The Annual Statement as to Compliance is not required to be delivered under the terms of the Sale and Servicing Agreement as of the date of this report and will be subsequently filed with the Commission.

          The Independent Accountant's Report on Servicer's servicing activities is not required to be delivered under the terms of the Sale and Servicing Agreement as of the date of this report and will be subsequently filed with the Commission.

          The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated: December 31, 2002 (incorporated herein).

(c)  See 15(a)(3) above.

(d)  Financial Statement Schedules:
     Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

March 24, 2003                       NEW SOUTH MOTOR VEHICLE TRUST 2002-A


                                     By:   NEW SOUTH FEDERAL SAVINGS
                                           BANK, as Servicer


                                     By:  /s/ Robert Couch
                                        ----------------------------
                                     Name:    Robert Couch
                                     Title:   President

                                 CERTIFICATIONS

I, Robert Couch, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of New South Motor Vehicle Trust 2002-A;


2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;


3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Sale and Servicing Agreement is included in these reports;


4. I am responsible for reviewing the activities performed by the servicer under the Sale and Servicing Agreement and based upon my knowledge and the review required under the Sale and Servicing Agreement, the Servicer has fulfilled its obligations under the Sale and Servicing agreement; and


5. There are no significant deficiencies relating to the Servicer's compliance with the minimum servicing standards set forth in the Sale and Servicing Agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as trustee.

Date: March 24, 2003                   By: /s/ Robert Couch
                                          --------------------------------
                                       Name:   Robert Couch
                                       Title:  President

                                  EXHIBIT INDEX

Exhibit 1.1 Underwriting Agreement dated November 18, 2002 among the Registrant, New South Federal Savings Bank and the Banc One Capital Markets, Inc.*

Exhibit 4.1 Amended and Restated Trust Agreement dated November 26, 2002 among the Registrant, as depositor, Wilmington Trust Company, as owner trustee and New South Federal Savings Bank.*

Exhibit 4.2 Indenture dated November 26, 2002 between New South Motor Vehicle Trust 2002-A, by Wilmington Trust Company, not in its individual capacity but solely as owner trustee, as issuer and the JPMorgan Chase Bank, as indenture trustee (including forms of Notes).*

Exhibit 4.3 Note Guaranty Insurance Policy dated as of November 26, 2002 issued by Ambac Assurance Corporation.*

Exhibit 4.4 Sale and Servicing Agreement dated November 26, 2002 among New South Federal Savings Bank, the Registrant, New South Motor Vehicle Trust 2002-A, by Wilmington Trust Company, not in its individual capacity but solely as owner trustee and the JPMorgan Chase Bank, as indenture trustee.*

Exhibit 10.1 Purchase Agreement dated November 26, 2002 among the Registrant and New South Federal Savings Bank.*

Exhibit 10.2 Insurance and Indemnity Agreement dated November 26, 2002 among Ambac Assurance Corporation, as insurer, New South Motor Vehicle Trust 2002-A, as issuer, New South Federal Savings Bank, the Registrant and JPMorgan Chase Bank, as indenture trustee.*

Exhibit 10.3 Indemnification Agreement dated November 26, 2002 among Ambac Assurance Corporation, as insurer and Banc One Capital Markets, Inc.*

Exhibit 99.1   Servicer's Certificate with respect to November 2002 Monthly
               Period**

Exhibit 99.2 Monthly Noteholder Statement with respect to December 16, 2002 distributions**

_________________

* Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2002, filed December 10, 2002 (File No. 333-72708)

** Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 16, 2002, filed December 31, 2002 (File No. 333-72708-01)